Form 10-K/A
period 2000-12-31
WELLS FARGO ASSET SECURITIES CORP MORT BK SEC 2000-9 TRUST
filed 2002-07-17
CIK 1127081

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A
                                 Amendment No.1


(Mark One)

/ x / ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000 or

/   / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      Commission File No.:   333-65481-44

                       Wells Fargo Asset Securities Corporation
                       Mortgage Pass-Through Certificates
                       Series 2000-9 Trust
                       (Exact name of registrant as specified in its charter)



New York                           52-2285329
(State or other jurisdiction     (I.R.S. Employer
 of incorporation or              Identification  No.)
 organization)

c/o Wells Fargo Bank Minnesota, N.A.
9062 Old Annapolis Road
Columbia, Maryland                            21045
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

     Yes   X          No ___


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 28, 2001, on behalf of Wells Fargo Asset Securities Corporation Series 2000-9 Trust established pursuant to the Pooling and Servicing Agreement among Wells Fargo Asset Securities Corporation as Seller and Wells Fargo Bank Minnesota, National Association as Master Servicer and United States Trust Company of New York as Trustee and First Union National Bank as Trust Administrator pursuant to which the Wells Fargo Asset Securities Corporation Series 2000-9 Trust registered under the Securities Act of 1933 (the "Certificates") were issued.


Item 14 of the original Form 10K is amended in its entirety to read as follows:

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

              (99.3) Annual Statements of Compliance under the Pooling and
                     Servicing Agreements for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Fleet Mortgage Corporation <F1>
                     c)   ABN AMRO Mortgage Group <F1>
                     d)   Old Kent Mortgage Company <F3>
                     e)   Homeside Lending, Inc (FL) <F1>
                     f)   First Nationwide Mortgage Corporation <F1>
                     g)   National City Mortgage <F1>
                     h)   Chevy Chase FSB <F1>
                     i)   First Union Mortgage Corporation <F1>
                     j)   Huntington Mortgage Company <F1>
                     k)   Countrywide Funding <F1>
                     l)   First Horizon Home Loan Corporation <F1>
                     m)   Columbia National, Inc. <F3>


              (99.4) Aggregate Statement of Principal and Interest Distributions
                     to Certificate Holders. <F2>

            (b) On October 25, 2000, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.

                On December 11, 2000 and January 3, 2001, reports on Form 8-K were filed by the Company in order to provide the statements for the monthly distributions to holders of the Certificates.

            (c) Not applicable.

            (d)  Omitted.

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.

                           SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

Wells Fargo Asset Securities Corporation
Mortgage Pass-Through Certificates
Series 2000-9 Trust

Signed:   Wells Fargo Bank Minnesota, N.A., as Master Servicer

By:   Beth Belfield, Assistant Vice President
By:  /s/  Beth Belfield, Assistant Vice President

Dated:  July 10, 2002


Exhibit Index

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 2000.

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

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 2000.

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

99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 2000.

                     a)   HSBC Bank, USA <F1>
                     b)   Fleet Mortgage Corporation <F1>
                     c)   ABN AMRO Mortgage Group <F1>
                     d)   Old Kent Mortgage Company <F3>
                     e)   Homeside Lending, Inc (FL) <F1>
                     f)   First Nationwide Mortgage Corporation <F1>
                     g)   National City Mortgage <F1>
                     h)   Chevy Chase FSB <F1>
                     i)   First Union Mortgage Corporation <F1>
                     j)   Huntington Mortgage Company <F1>
                     k)   Countrywide Funding <F1>
                     l)   First Horizon Home Loan Corporation <F1>
                     m)   Columbia National, Inc. <F3>


99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders.<F2>

<F1>  Filed herewith.
<F2>  Previously filed.
<F3>  Such document is not filed herewith since document was not received by the reporting person.


   EX-99.1 (a)
   Annual Independant Accountant's Servicing Report

    KPMG   (logo)

    12 Fountain Plaza, Suite 601
    Buffalo, NY 14202

                         Independent Accountants' Report

    The Board of Directors HSBC Bank USA:

    We have examined management's assertion about HSBC Mortgage Corporation
    (USA)'s compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000 included in the accompanying Management Assertion. Management is responsible for HSBC Mortgage Corporation (USA)'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HSBC Mortgage Corporation (USA)'s compliance with the minimum servicing standards.

    In our opinion, management's assertion that HSBC Mortgage Corporation (USA) has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    Buffalo, New York
    February 13, 2001



   EX-99.1 (b)

   PRICEWATERHOUSECOOPERS   (logo)

   PricewaterhouseCoopers LLP
   1441 Main Street, Suite 705
   Columbia SC 29201
   Telephone (803) 779 0930

   Report of Independent Accountants

   To the Board of Directors and Stockholder of Fleet Mortgage Corp.

    We have examined management's assertion about Fleet Mortgage Corp. and its subsidiaries' (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP") as of and for the year ended December 31, 2000 included in the accompanying management assertion (see Exhibit 1). Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and perfonning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    March 2, 2001


   EX-99.1 (c)

   ERNST & YOUNG   (logo)

   Ernst & Young LLP
   Sears Tower
   233 South Wacker Drive
   Chicago, Illinois 60606-6301
   Phone: (312) 879-2000
   www.ey.com

   Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
   Uniform Single Attestation Program for Mortgage Bankers

   Report of Independent Accountants

   Board of Directors
   ABN AMRO North America, Inc.

      We have examined management's assertion, included in the accompanying report titled Report of Management, that except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ARN AMRO North America, Inc.) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
      (USAP) during the year ended December 31, 2000. Management is responsible for AAMG's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about AAMG's compliance based on our examination.

      Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about AAMG's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on AAMG's compliance with specified requirements.

      In our opinion, management's assertion that, except for noncompliance with the minimum servicing standard for escrow funds and custodial bank and related clearing account reconciliations, AAMG complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

      This report is intended solely for the information and use of the board of directors, management, and AAMG's private investors and is not intended to be and should not be used by anyone other than these specified parties.


      Ernst & Young LLP
      January 22, 2001

      Ernst & Young LLP is a member of Ernst & Young International, Ltd.


   EX-99.1 (d)

   ARTHURANDERSEN   (logo)

   INDEPENDENT ACCOUNTANT'S REPORT

   To the Shareholder and The Board of Directors of
   Old Kent Mortgage Services, Inc.:

    We have examined management's assertion about Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Old Kent Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $20,000,000, respectively as of and for the year ended December 31, 2000 included in the accompanying Management Representation Letter. Management is responsible for Old Kent Mortgage Services, Inc.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Old Kent Mortgage Services, Inc.'s compliance with the minimum servicing standards.

    In our opinion, management's assertion that Old Kent Mortgage Services, Inc. complied with the aforementioned minimum servicing standards and that Old Kent Mortgage Services, Inc. had in effect a fidelity bond and errors and omissions policy in the amount of $50,000,000 and $20,000,000, respectively as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    Chicago, Illinois
     March 16, 2001



   EX-99.1 (e)


   KPMG    (logo)

   Suite 2700, Independent Square
   One Independent Drive
   PO. Box 190
   Jacksonville, FL 32201-0190

   Independent Auditors' Report

   The Board of Directors
   HomeSide Lending, Inc.:

    We have examined management's assertion about HomeSide Lending, Inc. and subsidiaries' (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million., respectively, as of and for the year ended September 30, 2000, included in the accompanying management assertion letter dated December 1, 2000. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

    December 1, 2000


   EX-99.1 (f)

   KPMG      (logo)
   1660 International Drive
   McLean, VA 22102

   Independent Auditors' Report

   The Board of Directors
   First Nationwide Mortgage Corporation:

    We have examined management's assertion about First Nationwide Mortgage Corporation's (the Company's) compliance with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, as of and for the year ended December 31, 2000 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, management's assertion that the Company has complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.


    January 16, 2001


   EX-99.1 (g)

   ERNST&YOUNG    (logo)
   Ernst & Young LLP
   1300 Huntington Building
   925 Euclid Avenue
   Cleveland, Ohio 44115-1405
   Phone: (216) 861-5000
   www.ey.com

   Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
   Uniform Single Attestation Program for Mortgage Bankers

   Report of Independent Accountants

   Board of Directors
   National City Mortgage Co.

          We have examined management's assertion, included in the accompanying report titled Report of Management, that National City Mortgage Co.
          (NCM) complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for NCM's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about NCM's compliance based on our examination.

          Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about NCM's compliance with those requirements and performning such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on NCM's compliance with specified requirements.

          In our opinion, management's assertion, that NCM complied with the aforementioned requirements during the year ended December 31, 2000, is fairly stated, in all material respects.

          This report is intended solely for the information and use of the audit committee, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, Government National Mortgage Association and NCM private investors and is not intended to be and should not be used by anyone other than these specified parties.

          February 2, 2001



   EX-99.1 (h)

   ARTHURANDERSEN  (logo)

   INDEPENDENT ACCOUNTANT'S REPORT

   To the Board of Directors of
   Chevy Chase Bank, F.S.B.:

    We have examined management's assertion about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively, as of and for the year ended September 30, 2000 included in the accompanying Management's Assertion on the Mortgage Bankers Association of America's Minimum Servicing Requirements. Management is responsible for Chevy Chase Bank, F.S.B.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Chevy Chase Bank, F.S.B.'s compliance with the minimum servicing standards.

    In our opinion, management's assertion regarding Chevy Chase Bank, F.S.B.'s compliance with the aforementioned minimum servicing standards and that Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $10,000,000, respectively, as of and for the year ended September 30, 2000 is fairly stated, in all material respects.

    Vienna, VA
    December 7, 2000


   EX-99.1 (i)

   KPMG (logo)
   401 South Tryon Street
   Suite 2300
   Charlotte, NC 28202-1911

   Independent Accountants' Report

   The Board of Directors
   First Union Mortgage Corporation

    We have examined management's assertion, included in the accompanying management assertion, that First Union Mortgage Corporation (a wholly-owned subsidiary of First Union Corporation) materially complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2000. Management is responsible for First Union Mortgage Corporation's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about First Union Mortgage Corporation's compliance based on our examination.

    Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about First Union Mortgage Corporation's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on First Union Mortgage Corporation's compliance with the minimum servicing standards.

    In our opinion, management's assertion that First Union Mortgage Corporation complied in all material respects with the aforementioned minimum servicing standards as of and for the year ended December 31, 2000 is fairly stated, in all material respects.

    March 20, 2001

   KPMG LLP. KPMG LLP, a U.S. limited liability partnership, is a member of KPMG International, a Swiss association.



   EX-99.1 (j)

   ERNST&YOUNG  (logo)

   Ernst&Young LLP
   1100 Huntington Center
   41 South High Street
   Columbus, Ohio 43215

   Phone: (614) 224-5678
   Fax:   (614) 222-3939

   Report of Independent Accountants

   Board of Directors
   The Huntington Mortgage Company

        We have examined management's assertion, included in the accompanying report titled Report of Management, that The Huntington Mortgage Company
        (HMC), a wholly-owned subsidiary of The Huntington National Bank, complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) during the year ended December 31, 2000. Management is responsible for HMC's compliance with those requirements. Our responsibility is to express an opinion on management's assertion about HMC's compliance based on our examination.

        Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about HMC's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on HMC's compliance with specified requirements.

        In our opinion, management's assertion that HMC complied with the aforementioned requirements during the year ended December 31, 2000 is fairly stated, in all material respects.

        This report is intended solely for the information and use of the board of directors, management, Federal Home Loan Mortgage Corporation, Federal National Mortgage Association, and HMC's private investors, and is not intended to be and should not be used by anyone other than these specified parties.

        March 6, 2001



   EX-99.1 (k)

   Grant Thornton   (logo)

   Accountants and
   Management Consultants
   Grant Thornton LLP
   The US Member Firm of
   Grant Thornton International

   REPORT OF INDEPENDENT ACCOUNTANTS ON MANAGEMENT'S ASSERTION ON
   COMPLIANCE WITH MINIMUM SERVICING STANDARDS SET FORTH IN THE
   UNIFORM SINGLE ATTESTATION PROGRAM FOR MORTGAGE BANKERS


    Board of Directors
    Countrywide Credit Industries, Inc.

         We have examined management's assertion about Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended February 28, 2001 included in the accompanying management assertion. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management assertion about the entity's compliance based on our examination.

         Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

         In our opinion, management's assertion that Countrywide Credit Industries, Inc. and Subsidiaries (which includes wholly-owned subsidiary, Countrywide Home Loans, Inc.) complied with the aforementioned minimum servicing standards as of and for the year ended February 28, 2001 is fairly stated, in all material respects.

         Los Angeles, California
         March 16, 2001



   EX-99.1 (l)

   ARTHURANDERSEN   (logo)

   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   To the Stockholder of First Tennessee Mortgage Services, Inc.:

    We have examined management's assertion about First Tennessee Mortgage Services, Inc.'s (the "Company") compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, included in the accompanying management assertion letter. Management is responsible for the Company's compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion about the Company's compliance with the minimum servicing standards and maintenance of a fidelity bond and errors and omissions policy based on our exammation.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

    In our opinion, except for the matters disclosed therem, management's assertion that the Company complied with the aforementioned minimum servicing standards and that the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000 as of and for the year ended December 31, 2000, is fairly stated, in all material respects.


    Memphis, Tennessee,
    February 16, 2001.



   EX-99.1 (m)

   ARTHURANDERSEN   (LOGO)

   INDEPENDENT ACCOUNTANT'S REPORT

   To the Board of Directors of
   Columbia National, Inc.:

    We have examined management's assertion about Columbia National, Inc.'s compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers and that Columbia National, Inc. had in effect a fidelity bond policy and an errors and omissions policy in the amount of $13,000,000 and $13,000,000, respectively, for the period January 1, 2000 through May 12, 2000, and in the amount of $14,000,000 and $14,000,000, respectively, as of December 31, 2000, included in the accompanying management's assertion. Management is responsible for Columbia National, Inc.'s compliance with those minimum servicing standards and for maintaining a fidelity bond and errors and omissions policy. Our responsibility is to express an opinion on management's assertion based on our examination.

    Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Columbia National, Inc.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Columbia National, Inc.'s compliance with the minimum servicing standards.

    In our opinion, management's assertion that Columbia National, Inc. complied with the aforementioned minimum servicing standards and that Columbia National, Inc. had in effect a fidelity bond policy and an errors and omissions policy in the amount of $13,000,000 and $13,000,000, respectively, for the period January 1, 2000 through May 12, 2000 and in the amount of $14,000,000 and $14,000,000, respectively, as of December 31, 2000 is fairly stated, in all material respects.

    Vienna, Virginia
    March 1, 2001




   EX-99.2 (a)
   Report of Management

   HSBC (logo)

   Management Assertion

   As of and for the year ended December 31, 2000, HSBC Mortgage Corporation
   (USA)has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HSBC Mortgage Corporation (USA) had in effect fidelity bond and errors and omissions policies in the amount of $508,000,000 and $50,000,000 respectively.

   David J. Hunter
   President

   Daniel B. Duggan
   SVP, Secondary Marketing

   Susan Wojnar
   SVP, Mortgage Servicing


   HSBC Mortgage Corporation (USA)
   2929 Walden Avenue, Depew, NY  14043



EX-99.2 (b)

Fleet
Mortgage     (logo)

1333 Main Street
Columbia, SC 29201
803 929.7900 tel
803 929.7107 fax


Management's Assertion Concerning Compliance with USAP Minimum Servicing Standards

March 2, 2001

As of and for the year ended December 31, 2000, Fleet Mortgage Corp. and its subsidiaries (the "company") have complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers ("USAP").

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy of $1000,000,000 and $20,000,000 respectively.


Michael J. Torke
Chief Executive Officer and President


William B. Naryka
Executive Vice President, Chief Financial Officer


Robert A. Rosen
Executive Vice President of Loan Servicing




   EX-99.2 (c)

   ABN-AMRO

   ABN AMRO Mortgage Group, Inc.
   4242 North Harlem Avenue
   Norridge, Illinois 60706-1204
   (708) 456-0400

   Affiliates:
   LaSalle Bank
   LaSalle Home Mortgage
   Standard Federal Bank


   Management's Assertion on Compliance with the Minimum Servicing Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

   Report of Management

    We, as members of management of ABN AMRO Mortgage Group, Inc. (AAMG, a wholly owned subsidiary of ABN AMRO North America, Inc.) are responsible for complying with the minimum servicing standards as set forth in The Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of AAMG's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, AAMG complied, in all material respects, with the minimum servicing standards set forth in the USAP except as described below.

    Escrow funds were not returned to mortgagors within 30 calendar days of loan payoff for 1 out of the 45 tested.

    Custodial bank and related clearing account reconciliations contained items which were not resolved within 90 calendar days of their original identification for 4 out of the 120 tested.

    As of and for this same period, ABN AMRO North America, Inc. had in effect a fidelity bond in the amount of $500,000,000 and an error and omissions policy in the amount $25,000,000.

    Stanley Rhodes
    President

    Richard Geary
    Group Senior Vice President



EX-99.2 (d)

OLD KENT   (logo)

Old Kent Mortgage Company
4420 44th Street SE, Suite B
Grand Rapids, MI 49S12-4011

As of and for the year ended December 31, 2000, Old Kent Mortgage Services, Inc. has complied with the minimum servicing standards set forth in the Mortgage Banking Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, OKMS had in effect a fidelity bond coverage and errors and omissions policy in the amount of $50,000,000 and $20,000.000. respectively.

Donald Britton                              Maijorie M. Dodd
President and CEO, OKMS                     Chief Financial Officer, OKMS

March 16,2001                               March 16, 2001




EX-99.2 (e)

HOMESIDE
LENDING, INC.  (logo)

Management Assertion Letter

As of and for the year ended September 30, 2000, HomeSide Lending, Inc. and subsidiaries has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, HomeSide Lending had in effect a fidelity bond and errors and omissions policy in the amount of $76 million and $20 million, respectively.


William Glasgow, Jr.

December 1, 2000


Post Office Box 45298, Jacksonville, FL 32232-5298 1-800-874-0209



EX-99.2 (f)

Management Assertion

As of and for the year ended December 31, 2000, First Nationwide Mortgage Corporation (the Company) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $125 million and $120 million, respectively.

Signature

Executive Vice President
Title

03-12-01

Date



EX-99.2 (g)

National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200

Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for
Mortgage Bankers

Report of Management

We, as members of management of National City Mortgage Co., (NCM), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of NCM's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, NCM complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, NCM had in effect a fidelity bond and errors policy in the amount of $70 million and an omissions policy in the amount of $40 million.

T. Jack Case Jr., Executive Vice President

February 2. 2001



EX-99.2 (h)

CHEVY CHASE BANK

Chevy Chase Bank
8401 Connecticut Avenue
Chevy Chase, Maryland 20815

Management's Assertion on the Mortgage Bankers Association of America's Minimum Servicing Requirements

As of and for the year ended September 30, 2000, Chevy Chase Bank, F.S.B. (The "Bank") has complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers, except for the requirement to maintain a minimum mortgage servicing errors and omissions insurance coverage. On September 30, 2000, Chevy Chase Bank, F.S.B. had in effect a fidelity bond and errors and omissions policy in the amount of $40,000,000 and $l0,000,000, respectively. On September 30, 2000, the Bank had a mortgage servicing errors and omissions insurance coverage requirement of $10,569,000. Subsequent to September 30, 2000, management retroactively increased the Bank's errors and omissions insurance coverage to continuously meet the minimum requirement.

Alexander R.M. Boyle
Vice Chairman of the Board

Stephen R. Halpin, Jr.
Executive Vice President and
Chief Financial Officer

Vicki L. Parry
Vice President

December 7, 2000



EX-99.2 (i)

FIRST UNION (logo)

First Union Mortgage Corporation
NC1087
201 South College Street
Charlotte, NC 28288-1087
Tel 704 374-6787

MANAGEMENT'S ASSERTION

As of and for the year ended December 31, 2000, First Union Mortgage Corporation has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for the year ended December 31, 2000, First Union Mortgage Corporation had in effect a fidelity bond and errors and omissions policy in the amount of $200 million and $20 million, respectively.

Debra M. Warren, President/                  March 20, 2001
Chief Executive Officer                           Date

Debbie Craig, Sr. Vice President/            March 20, 2001
Chief Financial Officer                           Date

Tim Schuck, Vice President/                  March 20, 2001
Director of Servicing                            Date

Joseph F. DeDominicis, Vice President/       March 20, 2001
Operational and Credit Risk Manager              Date



EX-99.2 (j)

Huntington
Mortgage
Company  (logo)


Report of Management

We, as members of management of The Huntington Mortgage Company (HMC), a wholly-owned subsidiary of The Huntington National Bank, are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of HMC's compliance with the minimum servicing standards as set forth in the USAP as of December 31, 2000 and for the year then ended. Based on this evaluation, we assert that during the year ended December 31, 2000, HMC complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, HMC had in effect a fidelity bond in the amount of $70,000,000 and an errors and omissions policy in the amount of $10,000,000.

Thomas J. Finnegan III
President and Chief Executive Officer

Irving A. Adler
Senior Vice President

March 6, 2001



EX-99.2 (k)

Countrywide  (logo)

4500 Park Granda
Calabasas, CA  91302

(818)225-3000

March 16, 2001

Grant Thornton LLP
1000 Wilshire Boulevard, Suite 300
Los Angeles, CA 90017

Gentlemen:

As of and for the year ended February 28, 2001, Countrywide Credit Industries, Inc. and Subsidiaries (which includes its wholly-owned subsidiary, Countrywide Home Loans, Inc.) ("the Company") has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $230,000,000.

Carlos M. Garcia
Senior Managing Director,
Chief Financial Officer




EX-99.2 (l)

FIRST HORIZON HOME LOANS (logo)

Arthur Andersen L.L.P.
100 Peabody Place, Suite 1100
Memphis, TN 38103-3625

Dear Sirs:

As of and for the year ended December 31, 2000, First Horizon Home Loan Corporation and its wholly-owned subsidiary, First Tennessee Mortgage Services, Inc. (the "Company") has complied in all material respects, except for the matters disclosed in Exhibit 1, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Sinqle Attestation Program for Mortgage Bankers. As of and for this same period, the Company had in effect a fidelity bond policy in the amount of $70,000,000 and an errors and omissions policy in the amount of $50,000,000.

Peter F. Makowiecki
Chief Financial Officer

February 16, 2001



EX-99.2(m)

COLUMBIA NATIONAL
Incorporated       (logo)

   As of and for the year ended December 31, 2000, Columbia National, Inc. has complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. Columbia National, Inc. had in effect a fidelity bond policy and an errors and omissions policy in the amount of $13,000,000 and $13,000,000, respectively, for the period January 1, 2000 through May 12, 2000, and in the amount of $14,000,000 and $14,000,000 respectively as of December 31, 2000.

   Mark C. Krebs
   Senior Vice President and Treasurer

   March 1, 2001



EX-99.3 (a)
   Annual Statement of Compliance

   HSBC   (logo)


   Wells Fargo Bank Minnesota, N.A
   11000 Broken Land Parkway
   Columbia, MD 21044-3562

   Attn: Master Servicing

   RE: Officer's Certificate

   Dear Master Servicer:

   The undersigned Officer certifies the following for the 2000 fiscal year:

      (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC Servicer in good standing;
      (C) I have confirmed that the Fidelity Bonds, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (F) All Custodial Accounts have been reconciled and are properly funded;
          and
      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

      Certified By:

      Officer

      Title



   EX-99.3 (b)

    Wells Fargo Bank Minnesota., N.A,
    11000 Broken Land Parkway
    Columbia, MD 21044-3562
    Attention: Master Servicing

    RE: Officer's Certificate

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

    (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

    (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

    (F) All Custodial Accounts have been reconciled and are properly funded;and

    (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


    Certified By:

    Officer

    Title

    Date



   EX-99.3 (c)

    ABN-AMRO   (logo)

    ABN AMRO Mortgage Group, Inc.
    4242 North Harlem Avenue
    Norridge, Illinois 60706-1204
    (708) 456-0400

    Affiliates:
    LaSalle Bank
    LaSalle Home Mortgage
    Standard Federal Bank


    CERTIFICATE OF COMPLIANCE

    The undersigned, an officer of ABN AMRO Mortgage Group, Inc., (the "participant"), hereby certifies as follows:

    1. I have made, or caused to be made under my supervision, a review of the activities of ABN AMRO Mortgage Group, Inc. during the preceding calendar year ending December 31, 2000, with respect to performance under the

        and

    2. To the best of my knowledge, based on such review, there is as of this date, no default by ABN AMRO in the fulfillment of any of it's obligations under this issue.

    In witness whereof the undersigned has this Certificate of Compliance this 1st day of March, 2001.

    ABN AMRO Mortgage Group, Inc.

    By:
         Renee' B. Dettman
         Vice President




   EX-99.3 (e)


   HOMESIDE LENDING, INC. (logo)

   June 21, 2001


   Ms. Dionne Dixon
   Wells Fargo Bank Minnesota
   11000 Broken Land Parkway
   Columbia, Maryland 21044

   Re:  Annual Officer's Certification
        Fiscal Year Ending September 30, 2000

   Dear Ms. Dixon:

       HomeSide Lending, Inc.(HomeSide) has reviewed its servicing activities on the mortgage loans HomeSide services on behalf of Wells Fargo Bank Minnesota. This review was conducted for the purpose of determining if the servicer has met all servicing obligations under the agreement covering these mortgage loans.

       HomeSide, upon my investigation and to the best of my knowledge, has conducted its servicing activities in compliance with the agreement and is not in default in the fulfillment of any obligations of the agreement. Further, all real estate taxes and hazard insurance premiums have been paid as and when due.

       I apologize for the oversight in sending. Should you have any questions please contact Lynda M. Pohwat at (904)281-4705 or Lmpohwat@homeside.com.

       Sincerely,

       Karen Bryan
       Vice President



   EX-99.3 (f)

   1ST
   NATIONWIDE
   MORTGAGE   (logo)

   P.O. Box 9481
   Gaithersburg, MD 20898-9481


   Annual Certification for Fiscal Year Ending December 2000

   Dear Investor:

   First Nationwide Mortgage Corporation hereby certifies to the best of our knowledge and belief, the following:

         We paid (or received evidence of payment) all taxes and assessments, and other reportable/lienable items which affect the subject properties.

         We paid (or received evidence of payment) for flood or other casualty insurance in an amount and form sufficient to cover indebtedness.

         We paid FHA or conventional mortgage insurance premiums for the mortgages we service for you, as required.

         All required IRS reporting has been completed in connection with interest on escrow, interest paid by mortgagors in excess of $600.00 and information returns on foreclosure and abandoned properties for the year.

         We properly adjusted the interest rate on adjustable rate mortgages, as required by the note and rider.

         We completed all property inspections, as required by our Servicing Agreement.

         The required fidelity bond and errors and omissions coverages are in force.

         We properly applied all sums relating to principal, interest, taxes, and insurance.

         Funds received are placed in a separate trust account until disbursed.

         Interest on escrow is paid as required under applicable laws, regulations or contracts that require payment on the mortgagors' escrow deposit accounts.

         A review of the activities during the preceding calendar year and of the performance under the Servicing Agreement has been completed and based on that review, we have fulfilled all of the obligations under that agreement.


    Sincerely,


    Deborah S. Mace
    First Vice President


    5280 Corporate Drive, Frederick, MD 21703



EX-99.3 (g)

National City   (logo)
Mortgage


National City Mortgage Co.
3232 Newmark Drive
Miamisburg, Ohio 45342
Telephone (937) 910-1200
Mailing Address:
P.O. Box 1820
Dayton, Ohio 45401-1820


Wells Fargo Bank Minnesota, N. A.
Attn: Master Servicing
11000 Broken Land Parkway
Columbia, Maryland 21044-3562

RE:  Annual Officer's Servicing Certification

Dear Master Servicer:

The undersigned Officer certifies the following for the 2000 fiscal year:

      (a) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;
      (b) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;
      (c) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;
      (d) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;
      (e) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the nonpayment has been reported to Wells Fargo Bank Minnesota, N.A.;
      (f) All Custodial Accounts have been reconciled and are properly funded;
          and
      (g) All annual reports Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J, and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.


Certified By:

Officer  (Charles M. Abourezk)

National City Mortgage
Company

Vice President
Title

March 19, 2001
Date


No One Cares More!



EX-99.3 (h)

    Chevy Chase Bank
    6151 Chevy Chase Drive
    Laurel, Maryland 20707

    December 15,2000


    Wells Fargo Home Mortgage Inc. (710)
    11000 Broken Land Parkway
    Columbia, MD 21044
    ATTN Susan Gibson

    Subject: Annual Audited Financial Statements, Uniform Single Audit Letter and Statement of Compliance Certification (F.Y. Ending 09/30/00)

    In compliance with the servicing guidelines and requirements outlined in the Sale/Servicing Agreement by and between your company and Chevy Chase Bank, FSB, I hereby submit the above subject information and reports for your review as follows:

              (A) Enclosed is our 2000 Audited Financial Statement prepared by our independent accounting firm of Arthur Andersen, LLP, by Mr. Daniel Lasik, Audit Partner, at 8000 Towers Crescent Drive, Vienna, Virginia 22182, (703) 962-3802, ID# 36-0732690. This information is confidential and by accepting it, you agree to maintain its confidentiality. This precludes all photocopying, as well as distribution, other than for internal review purposes.

             (B) Enclosed is a copy of the Uniform Single Audit Letter issued by Arthur Anderson.

             (C) Evidence of our current Fidelity Bond and Errors and Omissions Insurance Policy Certificates showing coverage, limits of liability and deductibility was forwarded in March, 2000 by our company under separate cover by our Insurance Agent: Chevy Chase Insurance Company, 8401 Connecticut Avenue, Chevy Chase, Maryland 20815.

            (D) As Loan Servicing Manager and an Officer of Chevy Chase Bank, and having authorization to issue this officers certification statement, I hereby submit the following:



        1. The Fidelity Bond and the Errors and Omissions Insurance Policies are in full force and effect and meet the requirements of the definitions of such terms.

        2. All information pertaining to real estate transactions has been reported as required by the Internal Revenue Service.

        3. All insurance premiums for each Hazard Insurance Policy, Flood Insurance Policy (if any), Primary Mortgage Insurance Policy (if any), and FHA Certification of Mortgage Insurance (if any) and all taxes, ground rents and other charges have been paid when due or within applicable grace periods.

        4. The status of each mortgage has been reported to the major credit repositories each month.

        5. All required interest rate and/or monthly payment adjustments for the ARMS and PARMS were made in accordance with the mortgage documents.

        6. The officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the Standard Servicing Agreement and, to the best of the officer's knowledge, the Servicer has fulfilled all of its duties, responsibilities and obligations under the Standard Servicing Agreement throughout such year.


    Sincerely,


    Vicki L. Parry
    Vice President
    Mortgage Loan Servicing Division


    VLP:ey
    Enclosures



EX-99.3 (i)

       First Union Mortgage Corporation   (logo)
       P.O. Box 900001
       Raleigh, North Carolina 27675-9001

       1100 Corporate Center Drive
       Raleigh, North Carolina 27607-5066


       Wells Fargo Bank Minnesota, N.A.
       11000 Broken Land Parkway
       Columbia, MD 21044-3562

       Attention: Master Servicing

       RE: Officer's Certificate

       Dear Master Servicer:

       Tbe undersigned Officer certifies the following for the 2000 fiscal year:

       (A) I have reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.;

       (B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

       (C) I have confirmed that the Fidelity Bond, the Errors and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

      (D) All premiums for each Hazard Insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

      (E) All real estate taxes, governmental assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo Bank Minnesota, N.A.;

      (F)   All Custodial Accounts have been reconciled and are properly funded;
            and

      (G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed prepared and filed.


      Certified By:


      Officer

      Assistant Vice President
      Title

      20 June 2001
      Date



EX-99.3 (j)

    Huntington
    Mortgage   (logo)
    Company

    OFFICER'S CERTIFICATE

    Dear Master Servicer:

    The undersigned Officer certifies the following for the 2000 fiscal year:

    A I have reviewed the activities and performance of the Servicer during the proceeding fiscal year under the terms of the servicing agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of these Officers' knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligations under these Agreements throughout such year, or if there has been a default or failure of the servicer to perform an of such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to Wells Fargo Bank Minnesota, N.A.

    B I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing:

    C I have confirmed that the Fidelity Bond, the Errors and Omission Insurance policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect;

    D All premiums for each Hazard insurance Policy, Flood Insurance Policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect;

    E All real estate taxes, government assessments and any other expenses accrued and due, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if and such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported.

    F    All custodial Accounts have been reconciled and are properly funded;
         and

    G All annual reports of Foreclosure and Abandonment of Mortgage Property required per section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.



    Certified By:

    Officer: Michael Greenwood

    Title: Vice President of Servicing

    7-10-01
    Date

EX-99.3 (k)

Countrywide   (logo)
HOME LOANS
400 Countrywide Way SV.44
Simi Valley, California 93065-6298
(805) 520-5100



                             OFFICER'S CERTIFICATE





I, Joseph Candelario, hereby certify that I am the First Vice President, Loan Administration of Countrywide Home Loans, Inc., aka Countrywide Funding Corporation and further certifies the following for the fiscal year ended February 28, 2001.

     (A) That all premiums for each Hazard Insurance Policy, Flood Insurance policy (if applicable) and Primary Mortgage Insurance Policy (if applicable), with respect to each Mortgaged Property, have been paid and that all such insurance policies are in full force and effect.

     (B) That all accrued and due real estate taxes, governmental assessments and any other expenses, that if not paid could result in a lien or encumbrance on any Mortgaged Property, have been paid with respect to any Mortgaged Property, the reason for non-payment has been reported to your designated representative.

     (C) That the Officer signing this certificate has reviewed the activities and performance of the Servicer during the preceding fiscal year under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide and to the best of the Officer knowledge, the Servicer has fulfilled all of its duties, responsibilities or obligation under these Agreements throughout such year, or if there has been a default or failure of the Servicer to perform on such duties, responsibilities or obligations, a description of each default or failure and the nature and status thereof has been reported to your designated representative:

     (D) That this Officer has confirmed that the Fidelity Bond, the Error and Omissions Insurance Policy and any other bonds required under the terms of the Servicing Agreement, Trust Agreement, Pooling and Servicing Agreement and/or Seller/Servicer Guide are in full force and effect.


Joseph Candelario
First Vice President                                      Date

Compliance Officer
Loan Administration


EX-99.3 (l)

    ANNUAL SERVICING CERTIFICATION

    In connection with the loans serviced by First Horizon Home Loans (formerly FT Mortgage Companies) during the fiscal year December 31, 2000, we confirm the following to be materially correct and accurate to the best of our knowledge, information and belief.

         1. Real etate taxes, special assessments and any charges that may become a lien upon the property and which come due in the last calendar year have been paid. This also includes the verification with taxing authorities for non-escrowed mortgages.
         2.   FHA insurance premiums or private mortgage insurance premiums, if applicable, have been paid and are in full force and effect.
         3.   Properties are adequately insured and your interest, as Mortgagee, is properly provided for in the mortgage clause. This includes both flood and hazard insurance.
         4. For those loans being escrowed for the payment of taxes and insurance, sufficient amounts are being collected monthly to provide for payment of future items.
         5. Property inspections have been completed according to the provisions of our servicing agreement, if applicable.
         6 All other provisions of the servicing agreement have been adhered to.
         7. To the extent there exist any exceptions to the foregoing that are deemed to be material in nature, such exception(s) will be recited in an Exhibit attached hereto and accompanied by an explanation thereof. In the event no Exhibit is attached hereto, it is to be presumed that no exceptions of a material nature to the foregoing exist.

    By:

         (Signature)
          Sheryl Court

         (Printed Name)

          Vice President
         (Title)


         (Date)